Form 10-K
period 2007-12-31
Chase Mortgage Finance Trust Series 2007-S5
filed 2008-03-28
CIK 1402956

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM [ ] TO [ ]
Commission File Number of Issuing Entity: 333-141145-06
Chase Mortgage Finance Trust Series 2007-S5

(Exact name of issuing entity as specified in its charter)
Chase Mortgage Finance Corporation

(Exact name of depositor as specified in its charter)
Chase Home Finance LLC

(Exact name of sponsor as specified in its charter)

Delaware	86-1169040

(State of incorporation or organization)	(IRS Employer Identification No.)

194 Wood Avenue South, Iselin, NJ	08830	(732) 452-8000

(Address of Principal Executive Offices)	(Zip Code)	(Telephone Number)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports, pursuant to Sections 13 or 15(d) of the Act
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Not Applicable.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
     The registrant has not issued voting or non-voting common equity. The registrant is a trust that has issued certificates of beneficial interest in the trust assets.
Indicate the number of shares as of the latest practicable date.
     Not Applicable.
DOCUMENTS INCORPORATED BY REFERENCE
     List hereunder the following documents if incorporated by reference and the part of the Form 10-K (Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy information statement; and, (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

PART I
Item 1.    Business
     Omitted.
Item 1A. Risk Factors
     Omitted.
Item 1B. Unresolved Staff Comments
     None.
Item 2.    Properties
     Omitted.
Item 3.    Legal Proceedings
     Omitted.
Item 4.    Submission of Matters to a Vote of Security Holders
     Omitted.
PART II
Item 5.    Market for Registrant’s Common Equity and Related Stockholders Matters and Issuer Purchases of Equity Securities
     Omitted.
Item 6.    Selected Financial Data
     Omitted.
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Omitted.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8.    Financial Statements and Supplementary Data
     Omitted.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Omitted.
Item 9A. Controls and Procedures
     Omitted.
Item 9A(T). Controls and Procedures
     Omitted.
Item 9B. Other Information
     None.

PART III
Item 10.   Directors and Executive Officers of the Registrant
     Omitted.
Item 11.   Executive Compensation
     Omitted.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Omitted.
Item 13.   Certain Relationships and Related Transactions
     Omitted.
Item 14.   Principal Accounting Fees and Services
     Omitted.
THE FOLLOWING ITEMS HAVE BEEN SUBSTITUTED IN ACCORDANCE WITH
GENERAL INSTRUCTION J(2) TO FORM 10-K AND PURSUANT TO REGULATION AB.
Item 1112(b) of Regulation AB. Significant Obligor Financial Information
No single obligor represents 10% or more of the pool of assets held by the Issuing Entity.
Item 1114(b)(2) of Regulation AB. Significant Enhancement Provider Financial Information
No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under item 1114(a) of Regulation AB.
Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information)
The significance percentages of the derivative transactions entered into on behalf of the Issuing Entity are less than 10%.
Item 1117 of Regulation AB. Legal Proceedings
There are no legal proceedings pending, or any proceedings known to be contemplated by governmental authorities, against the issuing entity, the depositor, the servicer, the trustee, the paying agent, the custodian or any property thereof that is material to the Holders of any Class.
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions
JPMorgan Chase Bank, National Association, Chase Home Finance LLC and Chase Mortgage Finance Corporation are all affiliated. JPMorgan Chase Bank, National Association, a national banking association, is a wholly-owned bank subsidiary of JPMorgan Chase & Co., a Delaware corporation whose principal office is located in New York, New York. Prior to January 1, 2005, JPMorgan Chase Bank, National Association formed Chase Home Finance LLC, a wholly-owned, Delaware limited liability company. JPMorgan Chase Bank, National Association has engaged Chase Home Finance LLC as its subservicer to perform loan servicing activities on its behalf. Chase Home Finance LLC acquired the mortgage loans after the origination by or for JPMorgan Chase Bank, National Association or its affiliates. There are no relationships, agreements or arrangements outside of this transaction among the affiliated parties that are material to an understanding of the certificates.
Item 1122 of Regulation AB. Compliance with applicable Servicing Criteria
See Item 15, Exhibits 33 and 34.
The servicing criterion prescribed under Item 1122(d)(1)(iii) is not covered in any of the assessment or attestation reports because there is no requirement in the transaction agreements to maintain a back-up servicer for the pool assets.
Item 1123 of Regulation AB. Servicer Compliance Statement
See Item 15, Exhibit 35.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) The following is a list of documents filed as part of this Annual Report on Form 10- K.
     (1) Not applicable.
     (2) Not applicable.
     (3)

Exhibit No.	Description

4.1	Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on July 11, 2007)

10.1	Mortgage Loan Sale Agreement (Chase Home Finance LLC) (filed as an exhibit to Form 8-K on July 11, 2007)

10.2	Trust Agreement (filed as an exhibit to Form 8-K on July 11, 2007)

31	Sarbanes-Oxley Certification of Chase Mortgage Finance Corporation

33.1	JPMorgan Chase Bank, National Association’s (“JPMorgan”) Report on Assessment of Compliance with Servicing Criteria (Servicer)

33.2	Chase Home Finance LLC’s (“CHF”) Report on Assessment of Compliance with Servicing Criteria (Subservicer)

Exhibit No.	Description

33.3	The Bank of New York Trust Company, N.A.’s (“BNY”) Report on Assessment of Compliance with Servicing Criteria (Paying Agent)

34.1	Report of Independent Registered Public Accounting Firm (PriceWaterhouseCoopers LLP) (JPMorgan as Servicer)

34.2	Report of Independent Registered Public Accounting Firm (PriceWaterhouseCoopers LLP) (CHF as Subservicer)

34.3	Report of Independent Registered Public Accounting Firm (Ernst & Young) (BNY as Paying Agent)

35.1	Servicer Compliance Statement of JPMorgan Chase Bank, National Association

35.2	Subservicer Compliance Statement of Chase Home Finance LLC
     (b) The exhibits required to be filed pursuant to Item 601 of Regulation S-K.
31	Rule 13a-14(d)/15d-14(d) Certifications

33	Reports on assessment of compliance with servicing criteria for asset-backed securities:
•	JPMorgan Chase Bank, National Association, as Servicer

•	Chase Home Finance LLC, as Subservicer

•	The Bank of New York Trust Company, N.A., as Paying Agent
34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities:
•	JPMorgan Chase Bank, National Association, as Servicer

•	Chase Home Finance LLC, as Subservicer

•	The Bank of New York Trust Company, N.A., as Paying Agent
35	Servicer Compliance Statements
•	JPMorgan Chase Bank, National Association, as Servicer

•	Chase Home Finance LLC, as Subservicer
     (c) Not Applicable.
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY
REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Certificateholders subsequent to the filing of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE MORTGAGE FINANCE CORPORATION, as depositor
By:	/s/ Jerome A. Cipponeri
	Name:	Jerome A. Cipponeri
	Title:	President and CEO (senior officer in charge of securitization of the depositor)

Date: March 26, 2008

INDEX TO EXHIBITS

Exhibit Number	Description

4.1	Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on July 11, 2007)

10.1	Mortgage Loan Sale Agreement (Chase Home Finance LLC) (filed as an exhibit to Form 8-K on July 11, 2007)

10.2	Trust Agreement (filed as an exhibit to Form 8-K on July 11, 2007)

31	Sarbanes-Oxley Certification of Chase Mortgage Finance Corporation

33.1	JPMorgan Chase Bank, National Association’s (“JPMorgan”) Report on Assessment of Compliance with Servicing Criteria (Servicer)

33.2	Chase Home Finance LLC’s (“CHF”) Report on Assessment of Compliance with Servicing Criteria (Subservicer)

33.3	The Bank of New York Trust Company, N.A.’s (“BNY”) Report on Assessment of Compliance with Servicing Criteria (Paying Agent)

34.1	Report of Independent Registered Public Accounting Firm (PriceWaterhouseCoopers LLP) (JPMorgan as Servicer)

34.2	Report of Independent Registered Public Accounting Firm (PriceWaterhouseCoopers LLP) (CHF as Subservicer)

34.3	Report of Independent Registered Public Accounting Firm (Ernst & Young) (BNY as Paying Agent)

35.1	Item 1123 Compliance Statement of JPMorgan Chase Bank, National Association.

35.2	Item 1123 Compliance Statement of Chase Home Finance LLC